Form 10-Q
period 2026-06-30
Space Asset Acquisition Corp.
filed 2026-08-03
CIK 2091222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 23,645,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

SPACE ASSET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,468,186	$—
Prepaid insurance	63,000	—
Deferred offering costs	—	410,731
Total current assets	1,531,186	410,731
Marketable securities held in Trust Account	233,289,598	—
Prepaid insurance - long term	36,376	—
TOTAL ASSETS	$234,857,160	$410,731

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$—	$11,411
Accrued expenses	47,048	287,399
Due to Sponsor	—	7,875
Promissory note - related party	—	143,875
Total current liabilities	47,048	450,560
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	8,097,048	450,560

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 23,000,000 and 0 shares issued or outstanding, at redemption value of $10.14 and $0.00 at June 30, 2026 and December 31, 2025, respectively	233,289,598	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 23,645,000 (including 23,000,000 shares subject to possible redemption) and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	65	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	90,300	24,233
Accumulated deficit	(6,620,618)	(64,829)
Total Shareholders’ Deficit	(6,529,486)	(39,829)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$234,857,160	$410,731

The accompanying notes are an integral part of this financial statement.

SPACE ASSET ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$91,627	$426,907
Loss from operations	(91,627)	(426,907)

Other income:
Net earnings on marketable securities held in Trust Account	1,936,072	3,266,269
Earnings on cash equivalents held in Operating Account	13,073	22,440
Net income	$1,857,518	$2,861,802

Weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	19,422,222
Basic and diluted net income per Class A ordinary share subject to redemption	$0.06	$0.10

Basic weighted average shares outstanding, Class A and Class B(1) ordinary shares not subject to redemption	8,331,667	8,055,778
Basic net income per Class A and Class B ordinary share not subject to redemption	$0.06	$0.10

Diluted weighted average shares outstanding, Class A and Class B(1) ordinary shares not subject to redemption	8,331,667	8,211,334
Diluted net income per Class A and Class B ordinary share not subject to redemption	$0.06	$0.10

(1)	As of January 1, 2026, the Company’s Class B ordinary shares included up to 1,000,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of this financial statement.

SPACE ASSET ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at April 1, 2026	645,000	$65	7,666,667	$767	$90,300	$(6,518,735)	$(6,427,603)
Accretion of Class A ordinary shares subject to redemption at redemption value	—	—	—	—	—	(1,959,401)	(1,959,401)
Net income	—	—	—	—	—	1,857,518	1,857,518
Balance at June 30, 2026	645,000	$65	7,666,667	$767	$90,300	$(6,620,618)	$(6,529,486)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	—	$—	7,666,667	$767	$24,233	$(64,829)	$(39,829)
Issuance of Class A ordinary shares to Sponsor and Underwriter	645,000	65			—	—	65
Accretion of Class A ordinary shares subject to redemption at redemption value	—	—	—	—	(10,453,893)	(9,417,591)	(19,871,484)
Assignment of founders shares	—	—	—	—	90,300	—	90,300
Proceeds from sale of Public Warrants, net of issuance costs	—	—	—	—	3,978,355	—	3,978,355
Proceeds from sale of Private Placement Shares, net of issuance costs	—	—	—	—	4,838,480	—	4,838,480
Proceeds from sale of Private Placement Warrants, net of issuance costs	—	—	—	—	1,612,825	—	1,612,825
Net income	—	—	—	—	—	2,861,802	2,861,802
Balance at June 30, 2026	645,000	$65	7,666,667	$767	$90,300	$(6,620,618)	$(6,529,486)

(1)	As of January 1, 2026, the Company’s Class B ordinary shares included up to 1,000,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of this financial statement.

SPACE ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2026
Cash Flows from Operating Activities:
Net income	$2,861,802
Net earnings on marketable securities held in Trust Account	(3,266,269)
Non-cash founder share compensation	90,300
Changes in operating assets and liabilities:
Prepaid insurance	(99,376)
Due to sponsor	(7,875)
Accounts payable	(11,411)
Accrued expenses	(3,235)
Net cash used in operating activities	(436,064)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts and issuance costs paid during the period	221,618,465
Proceeds from sale of Public Warrants, net of issuance costs	3,978,355
Proceeds from sale of Private Placement Shares, net of issuance costs	4,838,480
Proceeds from sale of Private Placement Warrants, net of issuance costs	1,612,825
Repayment of promissory note	(143,875)
Net cash provided by financing activities	231,904,250

Net Change in Cash	1,468,186
Cash - Beginning of period	—
Cash - End of period	$1,468,186

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to redemption at redemption value	$19,871,484
Deferred underwriting fee payable	$8,050,000

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 12, 2025 (inception) through June 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). After the completion of the Initial Public Offering, the Company generated non-operating income in the form of interest income on marketable securities and cash equivalents purchased from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 Units issued pursuant to the exercise by BTIG, LLC, the underwriter of the Initial Public Offering (the “Underwriter”), of its over-allotment option in full, generating gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 645,000 private placement units (collectively, the “Private Placement Units”) as follows: (i) 230,000 Private Placement Units to the Underwriter and (ii) 415,000 Private Placement Units to Space Asset Acquisition Sponsor LLC, the Company’s sponsor (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,450,000 (see Note 4).

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Company will have until January 29, 2028, 24 months from the closing of the Initial Public Offering to complete a Business Combination or such other time period in which the Company must complete a Business Combination pursuant to an amendment to the Articles of Association (the “Completion Period”). If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The Underwriter has agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern Consideration

As of June 30, 2026, the Company had a working capital surplus of $1,484,138. Prior to the completion of its Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses became available to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date these financial statements are issued. Accordingly, management believes that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation of the Company. No adjustments have been made to the carrying amounts of assets or liabilities as of June 30, 2026 that would be required if the Company were to liquidate after January 29, 2028. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 29, 2028.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements and the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 27, 2026.

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of a financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and disclosure of contingent assets and liabilities as of June 30, 2026. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company held cash equivalents of $1,468,186 and $0, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months amounting to $233,289,598 and $—, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.14 and $- per share as of June 30, 2026 and December 31, 2025, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table for the period ended June 30, 2026:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants (as defined below)	(4,209,000)
Issuance costs allocated to Class A ordinary shares	(12,372,886)
Plus:
Accretion of carrying value to redemption value	17,912,083
Class A ordinary shares subject to possible redemption at March 31, 2026	231,330,197
Accretion of carrying value to redemption value	1,959,401
Class A ordinary shares subject to possible redemption at June 30, 2026	$233,289,598

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for all periods presented. Consequently, income taxes are not reflected in the Company’s financial statements.

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following tables reflects the calculation of basic and diluted net income per share:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per share:
Numerator:
Net income	$1,363,570	$493,948	$2,022,802	$839,000
Denominator:
Weighted Average Ordinary Shares	23,000,000	8,331,667	19,422,222	8,055,778
Basic net income per ordinary share	$0.06	$0.06	$0.10	$0.10

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per share:
Numerator:
Net income	$1,363,570	$493,948	$2,011,415	$850,387
Denominator:
Weighted Average Ordinary Shares	23,000,000	8,331,667	19,422,222	8,211,334
Diluted net income per ordinary share	$0.06	$0.06	$0.10	$0.10

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any of all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 645,000 Private Placement Units as follows: (i) 230,000 Private Placement Units to the Underwriter and (ii) 415,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,450,000. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Period, the proceeds from the sale of the Private Placement Units that are held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Company’s warrants, including the warrants in the Private Placement Units will expire worthless.

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	June 30, 2026	December 31, 2025
Total Assets	$234,857,160	$410,731

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$(91,627)	$(426,907)
Net earnings on marketable securities held in Trust Account	1,936,072	3,266,269
Earnings on cash equivalents held in Operating Account	13,073	22,440
Net income	$1,857,518	$2,861,802

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

The transfer of the Founders Shares to the Company’s independent directors and advisors is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company determined the conversion of such Class B ordinary shares into Class A ordinary shares upon consummation of the initial Business Combination represents a performance condition. Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. The fair value of these interests in the Founder Shares sold to the Company’s independent directors and advisors was estimated at $90,300 or approximately $0.86 per share and was expensed in full during the six months ended June 30, 2026.

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due to Related Party

The Company’s Sponsor has agreed to pay operating expenses related to the Initial Public Offering. These include legal and other professional fees, mailing, and shipping expenses. As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance due to the Sponsor of $0 and $7,875, respectively.

Administrative Services and Indemnification Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $20,000 per month for these services during the Completion Period. For the three and six months ended June 30, 2026, the Company paid $60,000 and $100,000, respectively, to the Sponsor for these services, which are included in general and administrative expenses on the accompanying condensed statement of operations.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of June 30, 2026 and December 31, 2025.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 23,645,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 7,666,667 Class B ordinary shares issued and outstanding. Of the 7,666,667 Class B ordinary shares outstanding, up to 1,000,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 25% of the Company’s issued and outstanding ordinary shares after a Initial Public Offering. On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, at June 30, 2026, the 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Warrants — As of June 30, 2026, there were 7,881,667 warrants issued, including 7,666,667 Public Warrants issued as part of the units and 215,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

January 29, 2026
Underlying stock price	$9.81
Exercise price	$11.50
Volatility	55%
Weighted-Average remaining term (in years)	2.86
Risk-free rate	4%
Implied market adjustment	17%

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$233,289,598	$—
Cash equivalents	1	$1,461,186	$0

Marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months. Cash equivalents held in the Company’s operating account are comprised of U.S. government treasury bills maturing within 30 days.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 3, 2026, the date that the financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Space Asset Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Space Asset Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception, were organizational activities, activities necessary to prepare for our Initial Public Offering (“Initial Public Offering”), described below, and general corporate matters. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Following the completion of the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in our Trust Account, defined below. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,857,518, which resulted from earnings and realized gain on marketable securities held in our Trust Account of $1,936,072 and investment earnings on cash equivalents held in the Operating Account of $13,073, offset by general and administrative expenses of $91,627.

For the six months ended June 30, 2026, we had net income of $2,861,802, which resulted from earnings and realized gain on marketable securities held in our Trust Account of $3,266,269 and investment earnings on cash equivalents held in the Operating Account of $22,440, offset by general and administrative expenses of $426,907.

Liquidity and Capital Resources

For the six months ended June 30, 2026, net cash used in operating activities was $436,064. Net income of $2,861,802 was adjusted for earnings on marketable securities in our Trust Account of $3,266,269 and non-cash founder share compensation of $90,300. Changes in operating assets and liabilities used $121,897 of cash for operating activities primarily due to increases in prepaid insurance and prepaid expenses.

For the six months ended June 30, 2026, cash used in investing activities was $230,000,000 due to cash deposited into the Trust Account of $230,000,000.

For the six months ended June 30, 2026, net cash provided by financing activities was $231,904,250, which was due to proceeds from the sale of Units (as defined below), Private Placement Warrants (as defined below) and public warrants issued as part of the Units.

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 Units issued pursuant to the exercise by BTIG, LLC, the underwriter of the Initial Public Offering (the “Underwriter”) of their over-allotment option in full, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 645,000 private placement units (collectively, the “Private Placement Units”) as follows: (i) 230,000 Private Placement Units to the Underwriter and (ii) 415,000 Private Placement Units to Space Asset Acquisition Sponsor LLC (the “Sponsor”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,450,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, under the supervision and with the participation of management. Based upon their evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Space Asset Acquisition Corp.

Date: August 3, 2026	By:	/s/ Peter Ort
Name: Peter Ort
Title: Principal Executive Officer and Co-Chairman

Space Asset Acquisition Corp.

Date: August 3, 2026	By:	/s/ Jeff Tuder
Name: Jeff Tuder
Title: Chief Financial Officer and Co-Chairman