Form 10-Q
period 2026-09-30
Space Asset Acquisition Corp.
filed 2026-11-13
CIK 2091222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 23,645,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 7,666,667 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (Inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (Inception) through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (Inception) through September 30, 2025	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4.	CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	24

Item 1A.	RISK FACTORS	24

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3.	DEFAULTS UPON SENIOR SECURITIES	24

Item 4.	MINE SAFETY DISCLOSURES	24

Item 5.	OTHER INFORMATION	24

Item 6.	EXHIBITS	25

SIGNATURES		26

i

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

SPACE ASSET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,370,187	$—
Prepaid expenses	83,000	—
Deferred offering costs	—	410,731
Total current assets	1,453,187	410,731
Marketable securities held in Trust Account	235,267,855	—
Prepaid expenses - long term	20,626	—
TOTAL ASSETS	$236,741,668	$410,731

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$—	$11,411
Accrued expenses	46,446	287,399
Due to Sponsor	—	7,875
Promissory note - related party	—	143,875
Total current liabilities	46,446	450,560
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	8,096,446	450,560

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 23,000,000 and 0 shares issued or outstanding, at redemption value of $10.23 and $0.00 at September 30, 2026 and December 31, 2025, respectively	235,267,855	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 23,645,000 (including 23,000,000 shares subject to possible redemption) and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	65	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	90,300	24,233
Accumulated deficit	(6,713,765)	(64,829)
Total Shareholders’ Deficit	(6,622,633)	(39,829)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$236,741,668	$410,731

The accompanying notes are an integral part of these financial statements.

SPACE ASSET ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (Inception) through September 30, 2025
General and administrative expenses	$105,777	$532,684	$10,761
Loss from operations	(105,777)	(532,684)	(10,761)

Other income:
Net earnings on marketable securities held in Trust Account	1,978,028	5,244,297	-
Earnings on cash equivalents held in Operating Account	12,859	35,299	-
Net income (loss)	$1,885,110	$4,746,912	$(10,761)

Weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	20,632,353	-
Basic and diluted net income per Class A ordinary share subject to redemption	$0.06	$0.17	$-

Basic weighted average shares outstanding, Class A and Class B(1) ordinary shares not subject to redemption	8,331,667	8,142,329	4,074,074
Basic net income per Class A and Class B ordinary share not subject to redemption	$0.06	$0.17	$-

Diluted weighted average shares outstanding, Class A and Class B(1) ordinary shares not subject to redemption	8,331,667	8,245,270	4,074,074
Diluted net income per Class A and Class B ordinary share not subject to redemption	$0.06	$0.17	$-

(1)	As of January 1, 2026, the Company’s Class B ordinary shares included up to 1,000,000 Founder Shares (as defined below) that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering (as defined below). As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SPACE ASSET ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at July 1, 2026	645,000	$65	7,666,667	$767	$90,300	$(6,620,618)	$(6,529,486)
Accretion of Class A ordinary shares subject to redemption at redemption value	—	—	—	—	—	(1,978,257)	(1,978,257)
Net income	—	—	—	—	—	1,885,110	1,885,110
Balance at September 30, 2026	645,000	$65	7,666,667	$767	$90,300	$(6,713,765)	$(6,622,633)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	—	$—	7,666,667	$767	$24,233	$(64,829)	$(39,829)
Issuance of Class A ordinary shares to Sponsor and Underwriter	645,000	65			—	—	65
Accretion of Class A ordinary shares subject to redemption at redemption value	—	—	—	—	(10,453,893)	(11,395,848)	(21,849,741)
Assignment of founders shares	—	—	—	—	90,300	—	90,300
Proceeds from sale of Public Warrants, net of issuance costs	—	—	—	—	3,978,355	—	3,978,355
Proceeds from sale of Private Placement Shares, net of issuance costs	—	—	—	—	4,838,480	—	4,838,480
Proceeds from sale of Private Placement Warrants, net of issuance costs	—	—	—	—	1,612,825	—	1,612,825
Net income	—	—	—	—	—	4,746,912	4,746,912
Balance at September 30, 2026	645,000	$65	7,666,667	$767	$90,300	$(6,713,765)	$(6,622,633)

The accompanying notes are an integral part of these financial statements.

SPACE ASSET ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE PERIOD OF SEPTEMBER 12, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at September 12, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(10,761)	(10,761)
Balance at September 30, 2025	—	$—	7,666,667	$767	$24,233	$(10,761)	$14,239

(1)	As of January 1, 2026, the Company’s Class B ordinary shares included up to 1,000,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SPACE ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (Inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$4,746,912	$(10,761)
Net earnings on marketable securities held in Trust Account	(5,244,297)	—
Non-cash founder share compensation	90,300	—
Changes in operating assets and liabilities:
Prepaid expenses	(103,626)	(30,000)
Due to sponsor	(7,875)	—
Accounts payable	(11,411)	30,000
Accrued expenses	(4,066)	10,761
Net cash used in operating activities	(534,063)	—

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts and issuance costs paid during the period	221,618,465	—
Proceeds from sale of Public Warrants, net of issuance costs	3,978,355	—
Proceeds from sale of Private Placement Shares, net of issuance costs	4,838,480	—
Proceeds from sale of Private Placement Warrants, net of issuance costs	1,612,825	—
Repayment of promissory note	(143,875)	—
Net cash provided by financing activities	231,904,250	—

Net Change in Cash	1,370,187	—
Cash - Beginning of period	—	—
Cash - End of period	$1,370,187	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued expenses	$—	$49,295
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Accretion of Class A ordinary shares subject to redemption value at redemption value	$21,849,741	$—
Deferred underwriting fee payable	$8,050,000	$—

The accompanying notes are an integral part of these financial statements.

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 12, 2025 (inception) through September 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). After the completion of the Initial Public Offering, the Company generated non-operating income in the form of interest income on marketable securities and cash equivalents purchased from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $12,602,226, consisting of $4,600,000 of cash underwriting fees of which $2,300,000 was used to purchase Private Placement Units, $8,050,000 of deferred underwriting fees and $527,226 of other offering costs, partially offset by $575,000 reimbursed by the underwriters for certain expenses incurred by the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of entering into the agreement for the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in the Trust Account.

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to 15% or more of the Public Shares, without the prior consent of the Company.

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

Going Concern Consideration

As of September 30, 2026, the Company had a working capital surplus of $1,406,741. Prior to the completion of its Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of its financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses became available to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date these financial statements are issued. Accordingly, management believes that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation of the Company. No adjustments have been made to the carrying amounts of assets or liabilities as of September 30, 2026 that would be required if the Company were to liquidate after January 29, 2028. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 29, 2028.

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

Use of Estimates

The preparation of a financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and disclosure of contingent assets and liabilities as of September 30, 2026. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company held cash equivalents of $1,370,187 and $—, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months amounting to $235,267,855 and $—, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.23 and $0 per share as of September 30, 2026 and December 31, 2025, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table for the period ended September 30, 2026:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants (as defined below)	(4,209,000)
Issuance costs allocated to Class A ordinary shares	(12,372,886)
Plus:
Accretion of carrying value to redemption value	17,912,083
Class A ordinary shares subject to possible redemption at March 30, 2026	231,330,197
Accretion of carrying value to redemption value	1,959,401
Class A ordinary shares subject to possible redemption at June 30, 2026	233,289,598
Accretion of carrying value to redemption value	1,978,257
Class A ordinary shares subject to possible redemption at September 30, 2026	$235,267,855

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for all periods presented. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The following tables reflects the calculation of basic and diluted net income per share:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per share:
Numerator:
Net income	$1,383,825	$501,285	$3,403,685	$1,343,227
Denominator:
Weighted Average Ordinary Shares	23,000,000	8,331,667	20,632,353	8,142,329
Basic net income per ordinary share	$0.06	$0.06	$0.17	$0.17

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per share:
Numerator:
Net income	$1,383,825	$501,285	$3,391,552	$1,355,360
Denominator:
Weighted Average Ordinary Shares	23,000,000	8,331,667	20,632,353	8,245,270
Diluted net income per ordinary share	$0.06	$0.06	$0.16	$0.16

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Period from September 12, 2025 (Inception) through September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per share:
Numerator:
Net loss	$—	$(10,761)
Denominator:
Weighted Average Ordinary Shares	—	4,074,074
Basic and diluted net loss per ordinary share	$0.00	$0.00

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	September 30, 2026	December 31, 2025
Total Assets	$236,741,668	$410,731

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (Inception) through September 30, 2025
General and administrative expenses	$105,777	$532,684	$10,761
Net earnings on marketable securities held in Trust Account	1,978,028	5,244,297	-
Earnings on cash equivalents held in Operating Account	12,859	35,299	-
Net income (loss)	$1,885,110	$4,746,912	$(10,761)

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

The transfer of the Founders Shares to the Company’s independent directors and advisors is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company determined the conversion of such Class B ordinary shares into Class A ordinary shares upon consummation of the initial Business Combination represents a performance condition. Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. The fair value of these interests in the Founder Shares sold to the Company’s independent directors and advisors was estimated at $90,300 or approximately $0.86 per share and was expensed in full during the nine months ended September 30, 2026.

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

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due to Related Party

The Company’s Sponsor has agreed to pay operating expenses related to the Initial Public Offering. These include legal and other professional fees, mailing, and shipping expenses. As of September 30, 2026 and December 31, 2025, the Company had an outstanding balance due to the Sponsor of $0 and $7,875, respectively.

Administrative Services and Indemnification Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $20,000 per month for these services during the Completion Period. For the three and nine months ended September 30, 2026, the Company paid $60,000 and $160,000, respectively, to the Sponsor for these services, which are included in general and administrative expenses on the accompanying condensed statement of operations. For the period from September 12, 2025 (inception) through September 30, 2025, the Company paid $— to the Sponsor for these services.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of September 30, 2026 and December 31, 2025.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 23,645,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 7,666,667 Class B ordinary shares issued and outstanding. Of the 7,666,667 Class B ordinary shares outstanding, up to 1,000,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 25% of the Company’s issued and outstanding ordinary shares after a Initial Public Offering. On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, at September 30, 2026, the 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Warrants — As of September 30, 2026, there were 7,881,667 warrants issued, including 7,666,667 Public Warrants issued as part of the units and 215,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

•	in whole and not in part at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described below) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

SPACE ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$235,267,855	$—
Cash equivalents	1	$1,370,187	$—

Marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months. Cash equivalents held in the Company’s operating account are comprised of U.S. government treasury bills maturing within 30 days.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 13, 2026, the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Space Asset Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Space Asset Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period from September 12, 2025 (inception) to December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended September 30, 2026, we had net income of $1,885,110, which resulted from earnings and realized gain on marketable securities held in our Trust Account of $1,978,028 and investment earnings on marketable securities held in the Operating Account of $12,859, offset by general and administrative expenses of $105,777.

For the nine months ended September 30, 2026, we had net income of $4,746,912, which resulted from earnings and realized gain on marketable securities held in our Trust Account of $5,244,297 and investment earnings on marketable securities held in the Operating Account of $35,299, offset by general and administrative expenses of $532,684.

For the period from September 12, 2025 (inception) through September 30, 2025, we had a net loss of $10,761, which resulted from general and administrative expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2026, net cash used in operating activities was $534,063. Net income of $4,746,912 was adjusted for earnings on marketable securities in our Trust Account of $5,244,297 and non-cash founder share compensation of $90,300. Changes in operating assets and liabilities used $126,978 of cash for operating activities primarily due to an increase in prepaid expenses.

For the period from September 12, 2025 (inception) through September 30, 2025, there was no net cash provided by or used in operating activities. Net loss of $10,761 was fully offset by changes in operating assets and liabilities, which provided $10,761 of cash, primarily due to increases in accrued expenses and accounts payable, partially offset by an increase in prepaid expenses.

For the nine months ended September 30, 2026, cash used in investing activities was $230,000,000 due to cash deposited into the Trust Account of $230,000,000.

For the period from September 12, 2025 (inception) through September 30, 2025, cash used in investing activities was $0.

For the nine months ended September 30, 2026, net cash provided by financing activities was $231,904,250, which was due to proceeds from the sale of Units (as defined below), Private Placement Warrants (as defined below) and public warrants issued as part of the Units.

For the period from September 12, 2025 (inception) through September 30, 2025, cash used in financing activities was $0.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, under the supervision and with the participation of management. Based upon their evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Space Asset Acquisition Corp.

Date: November 13, 2026	By:	/s/ Peter Ort
Name: Peter Ort
Title: Principal Executive Officer and Director

Space Asset Acquisition Corp.

Date: November 13, 2026	By:	/s/ Jeff Tuder
Name: Jeff Tuder
Title: Chief Financial Officer